Form 10-K/A
period 1998-12-31
MERRILL LYNCH MORTGAGE INVT INC MOR PA THR CR SR 1998-C1-CTL
filed 1999-12-17
CIK 1060802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                  Amendment 1
(Mark One)

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

     Yes   X          No ___




This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Merrill Lynch Mortgage Investors, Inc. Mortgage Pass-Through Certificates Series 1998-CT1 Trust established pursuant to an AMENDED AND RESTATED POOLING AND SERVICING AGREEMENTamong MERRILL LYNCH MORTGAGE INVESTORS, INC. Depositor, GMAC COMMERCIAL MORTGAGE CORPORATION, Master Servicer, GMAC COMMERCIAL MORTGAGE CORPORATION Special Servicer and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION Trustee , pursuant to which the Merrill Lynch Mortgage Investors, Inc. Mortgage Pass-Through Certificates Series 1998-CT1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  GMAC Commercial Mortgage Corp. as Special Servicer <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  GMAC Commercial Mortgage Corp. as Special Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  GMAC Commercial Mortgage Corp. as Special Servicer <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 26, 1998, and December 01, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

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

 Merrill Lynch Mortgage Investors, Inc.
 Mortgage Pass-Through Certificates
Series  1998-CT1      Trust

Signed:   Norwest Bank Minnesota, N.A.,  as Trustee

By:   Sherri J. Sharps,   Vice President
By:  /s/  Sherri J. Sharps,  Vice President

Dated:  December 15, 1999

Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  GMAC Commercial Mortgage Corp. as Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  GMAC Commercial Mortgage Corp. as Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  GMAC Commercial Mortgage Corp. as Special Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.